Form 10QSB
period 2000-03-31
AMALGAMATED EXPLORATIONS INC
filed 2000-05-23
CIK 1019382

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31,
2000 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934 OR THE TRANSITION PERIOD FROM _____________
TO
     ______________


Commission file number    000-27979

                       Amalgamated Explorations, Inc.
             (Exact name of registrant as specified in its charter)


                 Nevada                          84-1528462
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)


    1645 Court Place, Suite 200
     Denver, Colorado                                80202
    (Address of principal                          (Zip Code)
     executive offices)

                              (303) 629-5115
               (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes X   No

4,317,795 shares of common stock $.0015 par value were outstanding as of May 19, 2000.


                                                           Form 10-QSB
                                                           2nd Qtr.
                                                           FY 2000

                                   INDEX

PART I    FINANCIAL INFORMATION
                                                            PAGE NO.

ITEM 1    FINANCIAL STATEMENTS

Balance Sheet
   March 31, 2000 (unaudited)                                F-1

Statements of Operations
    for the Six and Three Months Ended March 31,
    2000 and 1999 (unaudited)                               F-2

Statements of Changes in Stockholders' Equity (Deficit)
    for the Six Months Ended March 31, 2000
    (unaudited)                                             F-3

Statements of Cash Flow:
For the Six and Three Months Ended March 31,
2000 and 1999 (unaudited)                                   F-4

Notes to Financial Statements (unaudited)                   5

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS                                          6

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                10
Item 2.    Changes in Securities                            10
Item 3.    Defaults upon Senior Securities.                 10
Item 4.    Submission of Matters to a Vote of
    Security Holders                                        10
Item 5.    Other Information                                10
Item 6.    Exhibits and Reports on Form 8-K                 10


The terms "Amalgamated", "Company", "we", "our", and "us" refer to Amalgamated Explorations, Inc. and its subsidiaries unless the context suggests otherwise.




[CAPTION]
AMALGAMATED EXPLORATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31,2000
(UNAUDITED)



ASSETS
                                                            September 30,
                                                               1999
                                                           -------------
CURRENT ASSETS
   Cash and cash equivalents                     $ 47,949     $   18,604
   Accounts receivable, trade,
      net of allowance for
      doubtful accounts of $6,336                  24,888         15,863
   Accounts and notes receivable,
     related parties                                6,600          5,400
   Prepaid drilling costs                         160,000             -
   Total Current Assets                           239,437         39,867

PROPERTY AND EQUIPMENT
   Oil and gas properties, successful
    efforts method                                420,269         49,181
   Equipment and vehicles                           7,139          7,139
   Furniture and fixtures                           5,785          5,785
                                                  --------       -------
                                                  433,193        62,105
   Less accumulated depletion,
      depreciation, and amortization              (41,179)       (19,967)
   Net Property and Equipment                     392,014        342,138

OTHER ASSETS
   Telluric survey technology,
      net of $322,917 and
      $191,557 accumulated amortization         1,225,833      1,278,333
                                                ---------      ---------
   Total Other Assets                           1,225,833      1,278,333
                                                 --------      ---------

TOTAL ASSETS                                   $1,857,284     $1,660,338
                                                =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Current portion of notes payable             $ 564,372      $ 528,315
   Accounts payable                               322,873        302,092
   Drilling advances                              145,000            -
   Accrued expenses                               136,936         49,897
                                                 --------      ---------
   Total Current Liabilities                    1,169,181        880,303
                                                ---------      ---------

LONG-TERM LIABILITIES
   Notes payable, net of current portion       1,323,000       1,295,000
                                               ---------       ---------
  Total Long-term Liabilities                  1,323,000       1,295,000
                                               ---------       ---------
Total Liabilities                              2,492,181       2,175,303
                                               ---------       ---------

COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred Stock, par value $1.50,
     2,000,000 shares authorized,
     no shares issued and outstanding              -                 -
   Common Stock, par value $0.0015,
     50,000,000 shares authorized,
     4,317,795 shares issued and outstanding       6,478           6,428
   Additional paid-in capital                  4,391,040       3,691,156
   Stock held in escrow                       (1,500,000)     (1,500,000)
   Accumulated deficit                        (3,532,415)     (2,712,549)
                                               ---------      -----------
   Total stockholders' equity (deficit)         (634,897)       (514,965)
                                               ---------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                          $ 1,857,284    $  1,660,338
                                             ===========    ============
The accompany notes are an integral part of these consolidated financial statements.

F-1

AMALGAMATED EXPLORATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR SIX AND THREE MONTHS ENDED MARCH 31,2000 AND 1999
(UNAUDITED)

                                 Six months ended      Three months ended
                                     March 31,             March 31,
                                 2000        1999        2000        1999
                                -------     -------     -------     -----
REVENUES
   Oil and gas sales          $ 81,154   $ 44,304     $ 36,114   $ 14,331
   Lease and field operations   51,500        -         51,411         -
   Telluric services            36,665    193,818       11,408     27,559
                                ------    -------       ------     ------
   Total Revenues              169,319    238,122       98,933     41,890
                                ------    -------       ------     ------

COSTS AND EXPENSES
   Oil and gas production       18,702      9,227       10,046      3,342
   Oil and gas exploration
      and dry holes             28,404     88,620       19,015     26,723
   Cost of Telluric services     7,133    125,962        2,500      6,972
   General and administrative  771,155    179,270      737,130    101,465
   Depreciation, depletion
       and amortization         73,712     51,000       39,756     25,000
                                ------    -------       ------     ------
   Total Costs and Expenses    899,106    454,079      808,447    163,502
                                ------    -------       ------     ------

OPERATING LOSS                (729,787)  (215,957)    (709,514) (121,612)

OTHER INCOME (EXPENSE)
   Interest and other income       166        156          166        73
   Interest and other expense  (90,245)    (2,024)     (41,713)       -
                                ------    -------       ------     ------
  Total Other Income (Expense) (90,079)    (1,868)     (41,547)       73

NET LOSS                     $(819,866) $(217,825)  $(751,061) $(121,539)
                             ==========  =========   =========  =========

BASIC AND DILUTED LOSS
   PER SHARE                 $   (0.19) $   (0.05)  $   (0.17) $   (0.03)
                             ==========  =========   =========  =========
WEIGHTED AVERAGE SHARES
   OUTSTANDING                4,294,940   4,030,461  4,300,696  4,150,461
                             ==========  =========   =========  =========
The accompany notes are an integral part of these consolidated financial statements.

F-2


AMALGAMATED EXPLORATIONS, INC. AND SUBSIDARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
                               For the six months   For the six months
                                 ended March 31,         ended March 31,
                                     2000                     1999
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net income (loss)                       $(819,866)          $ (217,825)
Adjustments to reconcile net income
 (loss) to net cash from operations
  Depletion, Depreciation and amortization 73,712               49,336
  Stock option Expense                    667,934                    -
  Gain or loss an sale of assets                -                    -
Changes in operating assets and
 liabilities
  (Increase) decrease in
   Accounts Receivables, trade             (9,024)                   -
   Accounts receivable, related parties    (1,200)              (1,201)
   Prepaid drilling costs                (160,000)                   -
   Accounts payable                        20,782               14,630
   Drilling Advances                      145,000              215,544
   Accrued expenses                        87,039              (90,495)
   Other                                        -                    -
-----------------------------------------------------------------------
Total Adjustments                         824,243              187,814
-----------------------------------------------------------------------

NET CASH PROVIDED BY
OPERATING ACTIVITIES:                       4,377              (30,011)
-----------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment      (71,088)             (42,300)
  Addition to Telluric survey technology        -                    -
-----------------------------------------------------------------------

NET CASH USED IN
  INVESTING ACTIVITIES                    (71,088)             (42,300)
-----------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock
   and common stock options                32,000                    -
  Payments on long-term debt               64,056               64,574
-----------------------------------------------------------------------

NET CASH PROVIDED BY
  FINANCING ACTIVITIES                     96,056               64,574
-----------------------------------------------------------------------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                     29,345               (7,737)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                       18,604               44,884
-----------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                           $ 47,949             $ 37,147
=======================================================================

SUPPLEMENTAL SCHEDULE OF
 CASH FLOW INFORMATION
   Cash paid during the period for
    Interest                             $     24             $  6,549
   Non-cash investing and financing
      Activities
    Acquisition of MSP Technologies, Inc.
      In exchange for 240,000 shares of
      common stock                       $      -             $    360
=======================================================================
The accompany notes are an integral part of these consolidated financial statements.

F-3

AMALGAMATED EXPLORATIONS,INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY (DEFICIT)
For the six months Ended March 31,2000
                                                               Additional
                                   Common   Stock                Paid-In
                                 Shares     Amount                Capital
BALANCES,
 September 30,1999              4,284,795    6,428             3,691,156

Issuance of options                     -        -               659,200

Stock issued for services
  Rendered                          6,000        9                 8,725

Private placements sale of stock
  And options                      27,000       41                31,959

Net loss                                -        -                     -
------------------------------------------------------------------------
BALANCES,
 March 31,2000                $ 4,317,795  $ 6,478           $ 4,391,040
========================================================================
The accompany notes are an integral part of these consolidated financial statements.


AMALGAMATED EXPLORATIONS,INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY (DEFICIT)
For the six months Ended March 31,2000
                                         Stock Held in Escrow
                                      Shares              Amount
BALANCES,
 September 30,1999                   (395,000)           (1,500,000)

Issuance of options                         -                     -

Stock issued for services
  Rendered                                  -                     -

Private placements sale of stock
  And options                               -                     -

Net loss                                    -                     -
--------------------------------------------------------------------
BALANCES,
 March 31,2000                     $ (395,000)         $ (1,500,000)
====================================================================
The accompany notes are an integral part of these consolidated financial statements.

AMALGAMATED EXPLORATIONS,INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY (DEFICIT)
For the six months Ended March 31,2000
                                                               Total
                                   Accumulated            Stockholders'
                                      Deficit            Equity (Deficit)
BALANCES,
 September 30,1999                (2,712,549)             (514,965)

Issuance of options                        -               659,200

Stock issued for services
  Rendered                                 -                 8,734

Private placements sale of stock
  And options                              -                32,000

Net loss                            (819,866)             (819,866)
-------------------------------------------------------------------
BALANCES,
 March 31,2000                   $(3,532,415)           $ (634,897)
===================================================================
The accompany notes are an integral part of these consolidated financial statements.

F-4

AMALGAMATED EXPLORATIONS, INC.

Notes to Financial Statements
Six and Three Months Ended March 31, 2000 and 1999
(Unaudited)


(1)    Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements. As a result, these unaudited financial statements should be read in conjunction with Amalgamated Explorations, Inc. ("the Company") audited financial statements and notes thereto filed with the Company's most recent annual m 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year.

Going Concern, Results of Operations, and Management's Plans:

    The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At March 31, 2000, the Company had a working capital deficiency of $929,744 and an equity deficit of $634,897. Additionally, the Company incurred a net loss of $819,866 for the six months ended March 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going se financial statements do not include any adjustments relating to recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To address its current cash flow concerns, the Company is in discussions with investment bankers and other potential investors and lenders attempting to raise funds to support current and future operations. This includes attempting to raise additional working capital through the sale of additional capital stock or through the issuance of debt. The Company cannot provide any assurance that it will be able to enter into any agreements that would raise additional funds through the issuance of debt or equity in the Company. The Company has successfully completed a bond offering to assist in its current cash flow needs.

The Company believes that if financing can be completed, adequate funding may then be available to support operations for the next twelve months. The Company believes that additional successful drilling operations, field and lease operations, and the sales of Telluric survey services may provide additional funds to meet the Company's capital requirements.


The Company has incurred losses from operations over the past several years coupled with significant deficiencies in cash flow from operations for the same period. These factors among others may indicate that without increased cash flow from operations, sale of oil and gas properties or additional financingthe Company may not be able to meet its obligation in a timely manner.

    The Company is taking steps to reduce losses and generate cash flow from operations which management believes will generate sufficient cash flow to meet its obligations in a timely manner. Should the Company be unable to achieve its projected cash flow from operations additional financing or sale of oil and gas properties could be necessary. The Company believes that it could sell oil and gas properties or obtain additional financing, however, there can be no assurance that such financing would be available on a timely basis or acceptable terms.

Use of Estimates and Significant Risks:

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of estimates relate to oil and gas reserves, fair value of financial instruments, future cash flows associated with long-lived assets, valuation allowance for deferred tax assets, and useful lives for depreciation, depletion and amortization. Actual results could differ from those estimates.

    The Company and its operations are subject to numerous risks and uncertainties. Among these are risks related to the oil and gas business (including operating risks and hazards and the regulations imposed thereon), risks and uncertainties related to the volatility of the prices of oil and gas, uncertainties related to the estimation of reserves of oil and gas and the value of such reserves, the effects of competition and extensive environ-mental regulation, and many other factors, many of which are necessarily out of the Company's control. The nature of oil and gas drilling operations is such that the expenditure of substantial drilling and completion costs is required well in advance of the receipt of revenues from the production developed by the operations. Thus, it will require more than several quarters for the financial success of that strategy to be demonstrated. Drilling activities are subject to numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered.

New Accounting Standards:

     The FASB has recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 established standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. This Statement is effective for fiscal years beginning after June 30, 1999. The adoption of this statement had no impact on the Company's consolidated financial statements.

     The FASB recently issued Statement of Financial Accounting Standards No. 134. "Accounting for Mortgage Backed Securities Retained after the Securitization of Mortgage Loans Held by Mortgage Banking Enterprises." (SFAS No. 134) SFAS No. 134 establishes new reporting standards for certain activities of mortgage banking enterprises that conduct operations that are substantially similar to the primary operations of mortgage banking enterprises. This statement is effective for the fiscal quarter beginning after December 15, 1998. The adoption of this statement had no impact on theCompany's consolidated financial statements.

(2)    Debt Issuances

     In January 2000, the Company renegotiated its $280,000 note payable to an investment company. The Company paid down the note to $250,000 and extended the term of the note until June 15, 2000. The lender released its collateral position and waived payment of accrued interest. In return, the lender received a total of 515,000 warrants to purchase the Company's common stock at $0.50 per share. Of this total, 15,000 warrants expire December 31, 2000 and the remaining 500,000 warrants expire December 31, 2001. The Company recognized compensation expense of $659,200 for these warrants granted that were accounted for in accordance with SFAS 123.

     In April 2000, the Company completed a Convertible Bond Issue with a private issuer. The related agreements provide for $500,000 in 12% Series A Convertible First Lien Bonds ("the Bonds") due May 1, 2005. Interest is payable October 1 and May 1 of each year, payable in the Company's common stock at the Company's option, at the previous 90 day's average closing price. The lender may convert the outstanding balance after two years at $1.00 per share, with an equal number of warrants to purchase the Company's common stock at $1.50 per share. The Bonds are collateralized by all of the Company's assets.
Certain covenants apply, including merger and acquisition approval by the lender, no issuance of additional equity without the lender's consent, and other covenants. Draws under this agreement are submitted to the lender subject to the approval of the lender of the use of proceeds.

    In anticipation of closing this agreement, the lender had advanced the Company $190,000 as of March 31, 2000.


ITEM 2.    MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

     Forward Looking Statements

    The statements contained in this report which are not historical fact are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the Company's actual results to differ materially from those expressed in such forward looking statements. These factors include, without limitation, the risks and factors set forth above as well as other risks previously disclosed in the Company's annual report on Form 10-KSB.

    Liquidity and Capital Resources.

    At March 31, 2000, we had a working capital deficit of $929,744 compared to a working capital deficit of $840,436 at September 30, 1999.

    We recently completed a $500,000 bond offering. The related agreements provide for $500,000 in 12% Series A Convertible First Lien Bonds ("the Bonds")due May 1, 2005. Interest is payable October 1 and May 1 of each year, payable in the Company's common stock at the Company's option, at the previous 90 day's average closing price. The lender may convert the outstanding balance after two years at $1.00 per share, with an equal number of warrants to purchase the Company's common stock at $1.50 per share. The Bonds are collateralized by all of the Company's assets. Certain covenants apply, including merger and acquisition approval by the lender, no issuance of additional equity without the lender's consent, and other covenants. Draws under this agreement are submitted to the lender subject to the approval of the lender of the use of proceeds.

    In anticipation of closing this agreement, the lender had advanced the Company $190,000 as of March 31, 2000.

    We sold 27,000 shares of common stock in a private placement to an accredited investor for $32,000. We also sold options to purchase shares of the Company's common stock for $5,000 as follows:

    50,000 at $0.50 through November 1, 2000
    50,000 at $0.70 through November 1, 2001
    50,000 at $0.90 through November 1, 2002

    During the six months ended March 31, 2000 the Company issued 6,000 shares of its common stock in exchange for services rendered. The Company valued the common stock and related general and administrative expense at the closing price of the stock on the date of grant. As a result, the Company recorded $8,734 in general and administrative expenses during the six months ended March31, 2000.

    We have also entered into an agreement to drill our next well that will not require the Company to outlay any of its funds. Pursuant to the terms of this agreement, a third party will pay for the 100% of the costs to drill the well in exchange for 50% of the Company's working interest in the well.

    Many of the factors which may affect our future operating performance and liquidity are beyond our control, including oil and natural gas prices and the availability of financing.




    Results of Operations

Earnings (loss). We reported a loss of $819,866 and $751,061 for the six and three months ended March 31, 2000 compared to a loss of $217,825 and $382,689 for the same period in 1999. Total revenues for the six and three months ended March 31, 2000 were $169,319 and $98,933 compared to $98,933 and $41,890 for the same period in 1999. Total costs and expenses for the six and three months ended March 31, 2000 were $899,106 and $808,447 compared to $454,079 and $163,502 in the same period in 1999.

Oil and Gas Sales. Oil and gas sales for the six and three months ended March 31, 2000 were $81,154 and $36,114 compared to $44,304 and $14,331 for the same period in 1999.

    Production volumes and average prices received for the three and six monthsended March 31, 2000 and 1999 are as follows:


                               Six Months Ended        Three Months Ended
                                   March  31,            March  31,
                                ----------------       ------------------
                                  2000      1999         2000      1999
                                 ------    ------       ------    ------
    Production:
          Oil (Bbls)                  -        -           -          -
          Gas (Mcfs)              31,817   xx,xxx     14,652     xx,xxx
    Average Price:
          Oil (per Bbls)         $     -   $    -     $    -     $    -
          Gas (per Mcf)          $  2.55   $ 1.90     $ 2.46     $ 1.88

    Lease and Field Operations. Lease and field operations revenues for the six and three months ended March 31, 2000 were $51,500 and $51,411 compared to none for the same period in 1999. The increase in lease and field operations revenue is due to the Company's concerted effort beginning in the fourth quarter of 1999 to sell its expertise and identify additional means to create additional revenue for the Company.

    Telluric Services. Telluric services revenues for the six and three months ended March 31, 2000 were $36,665 and $11,408 compared to $193,818 and $27,559 for the same period in 1999. The decrease in telluric services revenue is due to the disputes with the former owner of the technology and the resultant lawsuit. The Company is now selling the Telluric services with an employee of former management.

    Oil and Gas Production. Oil and gas production expenses were $18,702 and $10,046 for the six and three months ended March 31, 2000 compared to $9,227 and $3,342 for the same period in 1999. The increase in oil and gas production expense can be attributed to the increase in gas production. Oil and gas production expenses remained relatively consistent as a percentage of related sales.

    Oil and Gas Exploration and Dry Holes. Oil and gas exploration and dry hole expenses were $28,404 and $19,015 for the six and three months ended March31, 2000 compared to $88,620 and $26,723 for the same period in 1999. The decrease in oil and gas exploration and dry hole expense can be attributed to the Company's emphasis on developing its proved reserves and to a lack of available funding for exploration.

    Cost of Telluric Services. Cost of telluric services was $7,133 and $2,500 for the six and three months ended March 31, 2000 compared to $125,962 and $6,972 for the same period in 1999. The decrease is related directly to the decrease in revenues. The officers' compensation for MSP technologies was not applied to the cost of telluric sales in 2000.

    General and Administrative Expenses.   General and administrative
expenses for the six and three months ended March 31, 2000 were $771,155 and $737,130 compared to $179,270 and $101,465 for the same period in 1999. The increase is due primarily to $659,200 in compensation expense recorded as a result of the issuance of 515,000 warrants to purchase shares of the Company's common stock at $0.50 per share in accordance with SFAS 123.

   Depreciation, Depletion, and Amortization Expense. Depreciation, depletion, and amortization expenses for the six and three months ended March 31, 2000 were $73,712 and $65,056. The primary component of this number is the amortization of the Company's investment in the telluric survey technology which is being written off over its estimated 15-year life.

    Interest and Other Expense. Interest expense for the six and three months ended March 31, 2000 was $90,245 and $41,713 compared to $2,024 and nil for the six and three months ended March 31, 1999. As of March 31, 1999, the Company had an auto loan only. Since then the Company has added significant debt resulting in much higher interest costs.


    PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

    There is no litigation pending or threatened by or against us or any of our properties as of March 31, 2000.

Item 2.    Changes in Securities.  None.

Item 3.    Defaults Upon Senior Securities.  None.

Item 4.    Submission of Matters to a Vote of Security Holders. None

Item 5.    Other Information. None

Item 6.    Exhibits and Reports on Form 8-K.

           Exhibit 27. Financial Data Schedule.

           Reports on Form 8-K.  None.




                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signedon its behalf by the undersigned, thereunto duly authorized.

                                AMALGAMATED EXPLORATIONS, INC.
                                (Registrant)



Date: May  22, 2000      s/Christian F. Murer
                         ----------------------------
                           Christian F. Murer
                           Chairman\CEO and Principal Accounting
Officer


    INDEX

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession. Not applicable.

(4) Instruments Defining the Rights of Security Holders, Including Indentures. Not applicable.

(9)   Voting Trust Agreement.  Not applicable.

(10)  Material Contracts. Not applicable.

(11) Statement Regarding Computation of Per Share Earnings. Not applicable.

(12)  Statement regarding Computation of Ratios. Not applicable

(13) Annual Report to Security Holders, Form 10-Q or Quarterly Report to
      Security Holders.  Not applicable.

(15)  Letter Regarding Unaudited Interim Information. Not applicable.

(16)  Letter re: Change in Certifying Accountants.  Not applicable.

(17)  Letter re: Director Resignation.  Not applicable.

(18) Letter Regarding Changes in Accounting Principals. Not applicable.

(19)  Previously Unfiled Documents. Not applicable.

(20)  Report Furnished to Security Holders. Not applicable.

(22) Published Report Regarding Matters Submitted to Vote of Security Holders. Not applicable.

(23)  Consents of Experts and Counsel. Not applicable.

(24)  Power of Attorney.  Not applicable.

(27)  Financial Data Schedule. Filed herewith electronically.

(99)  Additional Exhibits. Not applicable.